Form 10-K405
period 1998-12-31
NOVASTAR MORTGAGE FUNDING TRUST SERIES 1998-2
filed 1999-04-05
CIK 1077602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission file number  333-24327
                        ---------

                 NovaStar Home Equity Loan Trust Series 1998-2
    (Issuer in respect of the NovaStar Home Equity Loan Asset-Backed Bonds,
                                 Series 1998-2)
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      51-6509936
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

c/o First Union National Bank, 230 S. Tryon Street
      9th Floor, Charlotte, North Carolina                        28288-1179
--------------------------------------------------                ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (704) 383-9568

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                               INTRODUCTORY NOTE

         The Registrant, NovaStar Home Equity Loan Trust Series 1998-2, was formed pursuant to that certain Amended and Restated Trust Agreement dated as of August 19, 1998, by and between NovaStar Mortgage Funding Corporation, Inc. and Wilmington Trust Company, as Owner Trustee. The Registrant is the issuer of the NovaStar Home Equity Loan Asset-Backed Bonds Series 1998-2 (the "Bonds"), issued under an Indenture dated as of August 1, 1998 by and between the Registrant and First Union National Bank, as Indenture Trustee.

         This Form 10-K has been prepared with modified disclosure in accordance with past exemptions from the reporting requirements granted by the Securities and Exchange Commission under the Securities Exchange Act of 1934 for issuers substantially similar to the Registrant. Items designated herein as "Not Applicable" have been specifically omitted in reliance on such prior exemptions.

                                     PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Indenture Trustee is not aware of any material pending legal proceedings involving either the Registrant, the Indenture Trustee, the Owner Trustee or the Servicer with respect to the Bonds or the Registrant's property.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No vote or consent of the holders of the Bonds was solicited for any purpose during the year ended December 31, 1998.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         To the best knowledge of the Indenture Trustee, there is no established public trading market for the Bonds. As of the date hereof, Cede & Co., the nominee of the Depository Trust Company ("DTC"), was the only holder of record of the Bonds. DTC holds the Bonds for the accounts of others.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The Indenture Trustee is not aware of any Schedule 13D or 13G filings with the Securities and Exchange Commission in respect of the Bonds.

Item 13. Certain Relationships and Related Transactions.

         None or Not Applicable.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  The following documents are filed as part of the report

               (1)  Financial Statements

                    Not Applicable.

               (2)  Financial Statement Schedules

                    Not Applicable.

         (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1998:

              Date of Reports            Items Covered

              None

         (c)  Exhibits*.

              99.1 Annual Statement to Bondholders for the period ended December 31, 1998

              99.2  Officer's Certificate of Servicer

              99.3  Annual Accountant's Report

         -----------------

           * A copy of the annual report of independent public accountants with respect to the servicing of the Mortgage Loans by the Servicer shall be filed by Form 8-K at a later date.

         (d)  Additional financial statements


              (1) Separate Financial Statements of subsidiaries not consolidated and fifty-percent-or-less persons.

                   None.

              (2)  Affiliates whose securities are pledged as collateral.

                   None.

              (3)  Schedules.

                   None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Indenture Trustee has duly caused this report to be signed on behalf of the Registrant by the undersigned, thereunto duly authorized.

                                        FIRST UNION NATIONAL BANK, as Indenture
                                        Trustee and on behalf of NovaStar Home
                                        Equity Loan Trust Series 1998-2

Dated:        March 31, 1999
       ---------------------------


                                        By:    /s/ Robert Ashbaugh
                                               -------------------------------
                                        Name:  Robert Ashbaugh
                                        Title: Vice President

                               INDEX OF EXHIBITS


99.1  Annual Statement to Bondholders for the period ended December 31, 1997

99.2  Officer's Certificate of Servicer

99.3  Annual Accountant's Report